Form 10-K/A
period 1998-12-31
NORWEST INTEG STRUC ASS INC MORT PASS THR CERT SER 1998 2 TR
filed 1999-12-17
CIK 1072974

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Integrated Structured Assets, Inc. Mortgage Pass-Through Certificates Series 1998-2 Trust established pursuant to a Pooling and Servicing Agreement among NORWEST INTEGRATED STRUCTURED ASSETS, INC. (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and FIRST UNION NATIONAL BANK (Trustee) pursuant to which the Norwest Integrated Structured Assets, Inc. Mortgage Pass-Through Certificates Series 1998-2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the Original Form 10-K is amended to read in its entirety as follows:



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

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   HOMESIDE LENDING INC (FL) <F1>
                     b)   NORTH AMERICAN MTG <F1>
                     c)   NORWEST MTG INC <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   HOMESIDE LENDING INC (FL) <F1>
                     b)   NORTH AMERICAN MTG <F1>
                     c)   NORWEST MTG INC <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On November 9, 1998, and December 4, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.

<F2>  Previously filed.


                           SIGNATURE

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

Norwest Integrated Structured Assets, inc.
Mortgage Pass-Through Certificates
Series  1998-2 Trust

Signed:   Norwest Bank Minnesota, N.A., as Master Servicer

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 15, 1999


Exhibits
Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   HOMESIDE LENDING INC (FL) <F1>
                     b)   NORTH AMERICAN MTG <F1>
                     c)   NORWEST MTG INC <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   HOMESIDE LENDING INC (FL) <F1>
                     b)   NORTH AMERICAN MTG <F1>
                     c)   NORWEST MTG INC <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   HOMESIDE LENDING INC (FL) <F1>
                     b)   NORTH AMERICAN MTG <F1>
                     c)   NORWEST MTG INC <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>

<F1>  Filed herewith.
 .
<F2>  Previously filed.